Form 10KSB40
period 2000-03-31
MEDIACOMM BROADCASTING SYSTEMS INC
filed 2000-07-18
CIK 1097893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

             Commission File Number: 333-90241

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
               (Exact name of Registrant as specified in charter)

         COLORADO                                       84-147484
State or other jurisdiction of                          I.R.S. Employer I.D. No.
incorporation or organization

925 W. Kenyon Avenue #15, Englewood, CO                 80110
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (303) 762-6444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

     The foregoing responses are qualified pursuant to Rule 12b-20 of the Commission as follows:

o See note A to the financial statements attached hereto relative to a reasonably possible change in control of the issuer, and

o the further reasonable possibility that it is imminent that Steven S. Montague will not act full time as president of the issuer.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $23,839 (Gross)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: There was no aggregate market value for voting stock of the issuer held by affiliates or non-affiliates at any time within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 12, 2000, there were 7,800,000 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Issuer's Form SB-2 registration statement, with all exhibits, File No. 333-90241, filed November 3, 1999, effective May 12, 2000.

Transmittal Small Business Disclosure Format (Check one): Yes ___; No X

                            SPECIAL FINANCIAL REPORT

     Pursuant to Rule 15d-2. of the Commission and for the reason that the issuer's registration statement on Form SB-2, File No. 333-90241 did not contain certified financial statements for the issuer's last full fiscal year (ended March 31, 2000) which preceded the fiscal year (ending March 31, 2001) in which its registration statement became effective (effective date: May 12, 2000) this report contains only certified financial statements for the issuer's fiscal year ended March 31, 2000.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements: The following financial statements are included in this report:

            Item                                                       Page
            ----                                                       ----
            Report of Auditors                                         F-2
            Balance Sheet as of March 31, 2000                         F-3
            Statement of Operations for years
               ended March 31, 1999 and 2000                           F-4
            Statement of Stockholders' Equity
               for the years ended March 31, 1999
               and 2000                                                F-5
            Statement of Cash Flows for the years
               ended March 31, 1999 and 2000                           F-7
            Notes to Financial Statements                              F-8

     (a)(2) Exhibits. The following exhibits are included as a part of this report.

     Exhibit        Description of Exhibit                              Page
     -------        ----------------------                              ----
     1.             Form SB2 registration statement,                    *
                    File number 333-90241 with all
                    exhibits.  Filed November 3, 1999,
                    effective May 12, 2000
     ---------

     * Incorporated by reference pursuant to Rules 12b-23 and 12b-32 of the Commission.

     (b) Reports on Form 8K: No reports on Form 8K were filed during the fourth quarter of the fiscal year ended March 31, 2000.


     Supplemental information to be Furnished With Reports Filed Pursuant to
           Section 15(d) of the Exchange Act by Non-reporting Issuers

     (1) No annual report to security holders of the registrant has been provided to securities holders covering the registrant's last fiscal year ended March 31, 2000, and

     (2) No proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to any of the registrant's security holders with respect to any annual or other meeting of registrant's security holders relating to registrant's last fiscal year ended March 31, 2000.

     (3) No such report or proxy material is to be furnished by the registrant to security holders of the registrant in relation to registrant's last fiscal year ended March 31, 2000 subsequent to the filing of the within report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MediaComm Broadcasting Systems, Inc.

                                       By: /s/ Don E. Montague
                                       -----------------------
                                       Don E. Montague
                                       Chief Executive Officer, Chief Financial
                                       Officer and Principal Accounting Officer

                                       Date: July 14, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Don E. Montague
                                       -----------------------
                                       Don E. Montague
                                       Chief Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer,
                                       and Director

                                       Date: July 14, 2000



                                       By: /s/ Steven S. Montague
                                       --------------------------
                                       Steven S. Montague
                                       President and Director

                                       Date: July 14, 2000


                                       By: /s/ Anthony Delgado
                                       -----------------------
                                       Anthony "Anton" Delgado
                                       Secretary/Treasurer and Director

                                       Date: July 14, 2000


                                       By: /s/ Gunther Than
                                       --------------------
                                       Gunther Than
                                       Director

                                       Date: July 14, 2000

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                         (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent auditors' report .............................................   F-2

Balance sheet, March 31, 2000 ............................................   F-3

Statements of operations, for the year ended March 31, 2000, from August 20, 1998 (inception) through March 31, 1999 and
     from August 20, 1998 (inception) through March 31, 2000 .............   F-4

Statement of shareholders' equity/deficit, from August 20, 1998
     (inception) through March 31, 2000 ..................................   F-5

Statements of cash flows, for the year ended March 31, 2000, from August 20, 1998 (inception) through March 31, 1999 and
     from August 20, 1998 (inception) through March 31, 2000 .............   F-7

Notes to financial statements ............................................   F-8

To the Board of Directors and Shareholders
Mediacomm Broadcasting Systems, Inc.



                          Independent Auditors' Report


We have audited the balance sheet of Mediacomm Broadcasting Systems, Inc. as of March 31, 2000, and the related statements of operations, shareholders' equity/deficit and cash flows for the year then ended, for the period from August 20, 1998 (inception) through March 31, 1999 and for the period from August 20, 1998 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediacomm Broadcasting Systems, Inc. as of March 31, 2000, and the related statements of operations and cash flows for the year then ended, for the period from August 20, 1998 (inception) through March 31, 1999 and for the period from August 20, 1998 (inception) through March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company will be in default on its bridge loan agreements beginning on August 6, 2000, primarily as a result of adverse economic conditions in the technology sector of the public market for IPOs. As discussed in Note A to the financial statements, the Company has a limited operating history, limited working capital, an unproven business concept, and unproven technology at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
July 12, 2000



                            MEDIACOMM BROADCASTING SYSTEMS, INC.
                               (A Development Stage Company)
                                       Balance Sheet
                                       March 31, 2000

                                           ASSETS

      Cash .....................................................................   $  32,463
      Accounts receivable-trade ................................................         804
      Equipment, net of accumulated depreciation of $1,230 .....................       3,752
      Security deposit .........................................................         499
      Debt issue costs, net of accumulated amortization of $70,130 (Note C) ....      48,670
                                                                                   ---------
                                                                                   $  86,188
                                                                                   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY/DEFICIT

LIABILITIES
      Accounts payable, trade ..................................................      $6,412
      Convertible notes payable (Note C) .......................................     225,000
      Accrued interest payable .................................................      13,282
                                                                                   ---------
                                                               TOTAL LIABILITIES     244,694
                                                                                   ---------

COMMITMENT (Note F) ............................................................        --

SHAREHOLDERS' EQUITY/DEFICIT (Note E)
      Preferred stock, no par value, 5,000,000 shares authorized,
          -0- shares issued and outstanding ....................................        --
      Common stock, no par value, 50,000,000 shares authorized,
          7,800,000 shares issued and outstanding ..............................     168,810
      Options and warrants to purchase 1,950,000 shares of common stock ........      79,800
      Deferred compensation ....................................................     (10,200)
      Deficit accumulated during the development stage .........................    (396,916)
                                                                                   ---------
                                                      TOTAL SHAREHOLDERS' EQUITY    (158,506)
                                                                                   ---------
                                                                                   $  86,188
                                                                                   =========

                       See accompanying notes to financial statements

                                   MEDIACOMM BROADCASTING SYSTEMS, INC.
                                      (A Development Stage Company)
                                        Statements of Operations

                                                                                       August 20, 1998
                                                                                     (inception) through
                                                                  Year Ended     ---------------------------
                                                                   March 31,      March 31,       March 31,
                                                                     2000           1999            2000
                                                                 -----------     -----------     -----------
NET SALES AND GROSS REVENUE ..................................   $    23,839     $       224     $    24,063
                                                                 -----------     -----------     -----------
 COSTS AND EXPENSES
     Cost applicable to net sales and gross revenue ..........        12,174             134          12,308
     Software development ....................................       121,223          21,757         142,980
     General and administrative ..............................       142,822          14,926         157,748
     Stock based compensation-consulting (Note E) ............        10,200            --            10,200
     General and administrative, related parties (Note B) ....         7,685           8,375          16,060
                                                                 -----------     -----------     -----------
                                                                     294,104          45,192         339,296
                                                                 -----------     -----------     -----------

                      LOSS BEFORE OTHER ITEMS AND INCOME TAXES      (270,265)        (44,968)       (315,233)

OTHER INCOME (EXPENSE):
     Interest income .........................................         1,729            --             1,729
     Interest expense ........................................       (83,412)           --           (83,412)
                                                                 -----------     -----------     -----------

                                      LOSS BEFORE INCOME TAXES      (351,948)        (44,968)       (396,916)

INCOME TAX BENEFIT (EXPENSE) (Note D)
     Current .................................................        19,993           9,138          29,131
     Deferred ................................................       (19,993)         (9,138)        (29,131)
                                                                 -----------     -----------     -----------
                                                      NET LOSS   $  (351,948)    $   (44,968)    $  (396,916)
                                                                 ===========     ===========     ===========


Loss per common share ........................................   $     (0.05)    $     (0.02)
                                                                 ===========     ===========

Basic weighted average common shares outstanding .............     6,894,585*      2,775,000*
                                                                 ===========     ===========
*Restated (See Note F)







                             See accompanying notes to financial statements

                            MEDIACOMM BROADCASTING SYSTEMS, INC.
                                (A Development Stage Company)
                         Statement of Shareholders' Equity/Deficit
                     August 20, 1998 (inception) Through March 31, 2000

                                                     Preferred Stock           Common Stock
                                                  ---------------------   ----------------------
                                                    Shares     Amount      Shares       Amount
                                                  ---------   ---------   ---------    ---------
Balance, August 20, 1998,
     (Inception) ..............................        --     $    --          --      $    --

December 1, 1998, sale of
     common stock .............................        --          --     3,060,000*      25,000

December 22, 1998, issuance of
     common stock in exchange for
     services, valued at cost .................        --          --       540,000*       4,410

December 22, 1998, sale of
     common stock .............................        --          --       750,000*      25,000

December 31, 1998, sale of
     common stock .............................        --          --       750,000*      25,000

February 17, 1999, sale of
     common stock .............................        --          --       900,000*      30,000

     Net loss for the period ..................        --          --          --           --
                                                  ---------   ---------   ---------    ---------
                        BALANCE, MARCH 31, 1999        --          --     6,000,000*     109,410

August 6, 1999, issuance of common stock
     in exchange for finance charges
     valued at $.033 per share ................        --          --     1,080,000       35,640

August 6, 1999, issuance of warrants to
     purchase 1,080,000 shares of common
     stock in exchange for finance charges
     valued at $.033 per share ................        --          --          --           --

September 1, 1999, issuance of common stock
     in exchange for finance charges
     valued at $.033 per share ................        --          --       360,000       11,880

September 1, 1999, issuance of warrants to
     purchase 360,000 shares of common
     stock in exchange for finance charges
     valued at $.033 per share ................        --          --          --           --

September 30, 1999, issuance of common stock
     in exchange for finance charges
     valued at $.033 per share ................        --          --       360,000       11,880

September 30, 1999, issuance of warrants to
     purchase 360,000 shares of common
     stock in exchange for finance charges
     valued at $.033 per share ................        --          --          --           --

September 30, 1999, grant of options to
     purchase 150,000 shares of common ........        --          --          --           --

Deferred compensation (Note C) ................        --          --          --           --

Net loss for the year .........................        --          --          --           --
                                                  ---------   ---------   ---------    ---------
                         BALANCE, MARCH 31,2000        --     $    --     7,800,000*   $ 168,810
                                                  =========   =========   =========    =========
* Restated (See Note F)
                               Table continues on following page.
                        See accompanying notes to financial statements

                            MEDIACOMM BROADCASTING SYSTEMS, INC.
                                (A Development Stage Company)
                         Statement of Shareholders' Equity/Deficit
              August 20, 1998 (inception) Through March 31, 2000 (Continued)

                                                Outstanding                 Deficit
                                                  Common                   Accumulated
                                                   Stock                   During the     Total
                                                Options and    Deferred    Development  Shareholders'
                                                  Warrants   Compensation    Stage       Deficit
                                                  ---------  ------------  ---------    ---------
Balance, August 20, 1998,
     (Inception) ..............................   $    --     $    --      $    --      $    --

December 1, 1998, sale of
     common stock .............................        --          --           --         25,000

December 22, 1998, issuance of
     common stock in exchange for
     services, valued at cost .................        --          --           --          4,410

December 22, 1998, sale of
     common stock .............................        --          --           --         25,000

December 31, 1998, sale of
     common stock .............................        --          --           --         25,000

February 17, 1999, sale of
     common stock .............................        --          --           --         30,000

     Net loss for the period ..................        --          --        (44,968)     (44,968)
                                                  ---------   ---------    ---------    ---------
                        BALANCE, MARCH 31, 1999        --          --        (44,968)      64,442

August 6, 1999, issuance of common stock
     in exchange for finance charges
     valued at $.033 per share ................        --          --           --         35,640

August 6, 1999, issuance of warrants to
     purchase 1,080,000 shares of common
     stock in exchange for finance charges
     valued at $.033 per share ................      35,640        --           --         35,640

September 1, 1999, issuance of common stock
     in exchange for finance charges
     valued at $.033 per share ................        --          --           --         11,880

September 1, 1999, issuance of warrants to
     purchase 360,000 shares of common
     stock in exchange for finance charges
     valued at $.033 per share ................      11,880        --           --         11,880

September 30, 1999, issuance of common stock
     in exchange for finance charges
     valued at $.033 per share ................        --          --           --         11,880

September 30, 1999, issuance of warrants to
     purchase 360,000 shares of common
     stock in exchange for finance charges
     valued at $.033 per share ................      11,880        --           --         11,880

September 30, 1999, grant of options to
     purchase 150,000 shares of common ........      20,400        --           --         20,400

Deferred compensation (Note C) ................        --       (10,200)        --        (10,200)

Net loss for the year .........................        --          --       (351,948)    (351,948)
                                                  ---------   ---------    ---------    ---------
                         BALANCE, MARCH 31,2000   $  79,800   $ (10,200)   $(396,916)   $(158,506)
                                                  =========   =========    =========    =========
* Restated (See Note F)
                        See accompanying notes to financial statements

                          MEDIACOMM BROADCASTING SYSTEMS, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows

                                                                      August 20, 1998
                                                                    (inception) through
                                                     Year Ended    ----------------------
                                                      March 31,    March 31,    March 31,
                                                        2000         1999         2000
                                                      ---------    ---------    ---------
 OPERATING ACTIVITIES
    Net loss ......................................   $(351,948)   $ (44,968)   $(396,916)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...............      71,360          169       71,529
      Deferred compensation .......................      10,200         --         10,200
      Write off of deferred offering costs ........       9,748                     9,748
      Stock issued in exchange for services .......        --          4,410        4,410
                                                      ---------    ---------    ---------
                                                       (260,640)     (40,389)    (301,029)
    Changes in current assets and liabilities:
      Security deposit ............................        --           (500)        (500)
      Accounts receivable .........................        (804)        --           (804)
      Accounts payable and accrued expenses .......      11,706        7,989       19,695
                                                      ---------    ---------    ---------
                                     CASH (USED IN)
                               OPERATING ACTIVITIES    (249,738)     (32,900)    (282,638)

 INVESTING ACTIVITIES
    Cash paid for equipment and software ..........      (3,034)      (2,117)      (5,151)
                                                      ---------    ---------    ---------
                                 NET CASH (USED IN)
                               INVESTING ACTIVITIES      (3,034)      (2,117)      (5,151)

 FINANCING ACTIVITIES
    Sale of common stock (Note E) .................        --        105,000      105,000
    Offering costs deferred .......................        --         (9,748)      (9,748)
    Shareholder advance (Note B) ..................       1,500         --          1,500
    Repayment of shareholder advance Note B) ......      (1,500)        --         (1,500)
    Proceeds from bridge financing (Note C) .......     225,000         --        225,000
                                                      ---------    ---------    ---------
                               NET CASH PROVIDED BY
                               FINANCING ACTIVITIES     225,000       95,252      320,252

Net change in cash ................................     (27,772)      60,235       32,463

Cash, beginning of period .........................      60,235         --           --
                                                      ---------    ---------    ---------

                                CASH, END OF PERIOD   $  32,463    $  60,235    $  32,463
                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest ....................................   $    --      $    --      $    --
                                                      =========    =========    =========
      Income taxes ................................   $    --      $    --      $    --
                                                      =========    =========    =========

    Noncash financing activities:
      1,800,000 shares of common stock issued
        in exchange for debt issues costs (Note C)    $    --      $  59,400    $    --
                                                      =========    =========    =========


                        See accompanying notes to financial statements

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and liquidity

Mediacomm Broadcasting Systems, Inc. (the "Company") was incorporated in Colorado on August 20, 1998. The Company is a development stage enterprise that plans to develop and operate a number of Internet-based information and commerce solutions and to provide data storage and retrieval services. In addition, the Company has acquired an exclusive license to use content applicable to the Denver area for which it intends to establish an Internet portal.

The Company has devoted substantially all of its efforts since inception to the research and development of its web site address shopbiz.com and related matters and to raising capital and organization matters.

The Company's financial statements are prepared in accordance with Statement of Financial Accounting Standards No. 7 "Accounting for Development Stage Enterprises".

The Company is in the early period of its development embarking on a new venture. To date, the Company's product sales and service revenues have been insignificant. The Company has limited capital, is dependent upon the proceeds of its initial public offering (See Note E) to repay the bridge financing described in Note C, and achieving profitable operations. The Company's business plan is based upon the limited experience of certain other Internet companies. The Company's technology is unproven and will take additional resources to perfect. The success of the Company's shopbiz.com web site is dependent on attracting and retaining qualified suppliers. The Company has not gained market acceptance for any of its products and there can be no assurance that the Company will be able to gain such acceptance in the future, that future sales and revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to research and develop its proposed products and services. The likelihood of the success of the Company will depend upon its ability to raise sufficient capital to overcome the problems, expenses and delays frequently encountered in the operation of a new business and the competitive environment in which it will be operating.

In order for the Company to complete implementation of its business plan and fund anticipated growth, the Company will require financing from outside sources. Management believes that the Company is not a viable candidate for commercial bank debt financing due to its lack of operating history and limited amount of tangible assets.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


The bridge financing is in the form of unsecured notes payable convertible into common stock with $135,000 out of $225,000 due on August 6, 2000. The remaining $90,000 is due by October 1, 2000. Some or all of the lenders may convert their loans into shares of common stock should the Company default on payment. Should all of the lenders convert their notes, 2,250,000 shares of common stock would be issued. This would result in a change of control of the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to continue its efforts to sell shares of its common stock through its IPO, and if unsuccessful seek a merger with a private operating company. There is no assurance that either action will be successful.

Financial instruments

The Company's financial instruments consist of a security deposit, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates.

Cash and cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. At March 31, 2000, the Company did not have any cash equivalents. Cash is stated at cost, which approximates fair value.

Deferred Offering Costs

In connection with the offerings of its common shares, the Company incurred offering costs consisting of legal and accounting fees related to two separate offerings of its common stock; a private offering and an IPO. The Company's policy is to defer the costs until the completion of the offering at which time the deferred costs are netted against the offering proceeds. If the offering is unsuccessful, the deferred costs are charged to operations.

The Company canceled its proposed private offering of common stock subsequent to March 31, 1999. Accordingly, $9,748 recorded as deferred offering costs at March 31, 1999 was charged to operations during the year ended March 31, 2000. Thus far, the Company's officers and directors have been unsuccessful in selling shares of its common stock in connection with its IPO, which expires in July 2000. The Company charged deferred offering costs related to the IPO totaling $39,657 to operations during the year ended March 31, 2000.

                         MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Loss per common share

Net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2000, there were warrants and options outstanding. However, diluted earnings per share are not presented in the accompanying financial statements as the options and warrants outstanding would be antidilutive.

Computer software developed for internal use

Pursuant to SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the cost of developing and implementing its web site and related internal use software is expensed until the Company has determined that the web site and related internal use software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchased software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding five years. No software development costs have been capitalized as of March 31, 2000.

Start up costs

Costs related to the organization of the Company have been expensed as incurred.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Research and development costs

Research and development costs are expensed as incurred.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements for employees and directors under the provisions of APB 25 and, accordingly, has include pro forma disclosures under SFAS No. 123 in Note E. However, stock-based compensation arrangements with non-employees are accounted for under the provisions of SFAS No. 123.

New accounting pronouncements

The Company has adopted the following new accounting pronouncements for the period ended March 31, 2000. There was no affect on the financial statements presented from the adoption of the new pronouncements. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements. The Company did not have comprehensive income for the periods presented; therefore, comprehensive income and net income are equal. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS 131 is not applicable, as the Company had no segment reporting for the periods presented. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires an entity to recognize all derivatives on a balance sheet, measured at fair value. Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires that entities capitalize certain internal-use software costs once certain criteria are met. SOP 98-5, "Reporting on the Costs of Start-Up Activities" provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. In June 1999, the FASB issued SFAS No. 137, which amended the implementation date for SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE B: RELATED PARTY TRANSACTIONS

The Company leases office space from an affiliate and provides the affiliate with internet access service. For the year ended March 31, 2000 and the period from August 20, 1998 (inception) through March 31, 1999, the Company paid the affiliate $6,185 and $4,975, respectively for rent. For the year ended March 31, 2000, the Company provided access services to the affiliate valued at $635. The $635 was offset against the rent expense.

The Company purchased consulting services, totaling $1,500 and $3,400, respectively, from an affiliate for the year ended March 31, 2000 and the period from August 20, 1998 (inception) through March 31, 1999.

During the year ended March 31, 2000, the Company received $1,500 in working capital advances from a related party and repaid $1,500.

NOTE C: BRIDGE LOANS

Convertible notes payable at March 31, 2000, consisted of the following:

  Note payable to a corporation, with interest at 10 percent and principal due on August 6, 2000, convertible into
  450,000 shares of the Company's common stock .....................  $  45,000

  Note payable to a family partnership, with interest at 10
  percent and principal due on August 6, 2000, convertible
  into 200,000 shares of the Company's common stock ................     20,000

  Note payable to an individual, with interest at 10 percent and principal due on August 6, 2000, convertible into
  250,000 shares of the Company's common stock .....................     25,000

  Note payable to a limited liability company, with interest at 10 percent and principal due on August 6, 2000,
  convertible into 450,000 shares of the Company's common
  stock .............................................................    45,000

  Note payable to a limited liability company, with interest at 10 percent and principal due on October 1, 2000,
  convertible into 450,000 shares of the Company's common
  stock .............................................................    45,000

  Note payable to an individual, with interest at 10 percent and principal due on August 6, 2000, convertible into
  450,000 shares of the Company's common stock ......................    45,000

                                                                           --
                                                                      ---------
                                                                      $ 225,000
                                                                      =========

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


In consideration for making the bridge loans, the lenders were issued a total of 1,800,000 shares of the Company's common stock. Accordingly, $59,400 has been capitalized as debt issue costs related to the common stock issuance. The bridge lenders were also issued common stock warrants to purchase a total of 1,800,000 additional shares of common stock at $2.00 per share. 1,080,000 of the warrants will vest on August 6, 2000, an additional 360,000 will vest on September 1, 2000, and 360,000 will vest on September 30, 2000. The warrants expire on their respective vesting dates in 2005. On December 31, 1999 the fair value of the stock was $.033. The Company determined the fair value of the warrants in accordance with SFAS 123. The value of the warrants approximates the value of the underlying stock since no dividends are expected to be declared. Accordingly, an additional $59,400 has been capitalized as debt issue costs related to the warrant issuance. The debt issue costs are amortized over their respective service periods.

NOTE D: INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended March 31, 2000, for the period from August 20, 1998 (inception) through March 31, 1999 and for the period from August 20, 1998 (inception) through March 31, 2000:

                                                                 August 20, 1998   August 20, 1998
                                                                   (inception)       (inception)
                                                    Year Ended       through           through
                                                     March 31,       March 31,         March 31,
                                                       2000            1999              2000
                                                      ------          ------            ------
U.S. statutory federal rate, graduated ...........     34.00%          15.00%            34.00%
State income tax rate, net of federal ............      3.13%           4.75%             3.13%
Other ............................................      0.00%           0.57%             0.00%
Net operating loss (NOL) for which
    no tax benefit is currently available ........    -37.13%         -20.32%           -37.13%
                                                      ------          ------            ------
                                                        0.00%           0.00%             0.00%
                                                      ======          ======            ======

The benefit for income taxes from operations consisted of the following components at March 31, 2000: current tax benefit of $147,395 respectively resulting from a net loss before income taxes, and deferred tax expense of $147,395 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. The change in the valuation allowance for the year ended March 31, 2000, and for the period from August 20, 1998 (inception) through March 31, 1999 was $121,558 and $9,138, respectively. NOL carryforwards at March 31, 2000 will begin to expire in 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

NOTE E: SHAREHOLDERS' EQUITY

Preferred stock

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights.

Offerings of common stock

During the period from August 20, 1998 (inception) through March 31, 1999, the Company sold 5,460,000 shares of its common stock to friends and relatives of the founders for proceeds of $105,000. No offering costs were incurred.

During the period from August 20, 1998 (inception) through March 31, 1999, the Company undertook a private placement of its unregistered common stock. However, the Company canceled its proposed private offering of common stock by withdrawal of its state registration statements subsequent to March 31, 1999.

The Company offered up to 900,000 shares of its no par value common stock to qualified investors at an offering price of $1.00 per share pursuant to a registration statement on Form SB-2 declared effective by the Securities and Exchange Commission on May 12, 2000. The shares of common stock were offered on behalf of the Company through its officers and directors on a 450,000 share minimum "all or none," 900,000 share maximum basis for an extended period of 120 days. However, due to adverse changes in the public market for emerging technology sector IPOs and other factors, the Company's officers and directors have been unsuccessful in selling any shares.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Stock option plan

The Company has adopted a non-qualified stock option and stock grant plan for the benefit of key personnel and others providing significant services. An aggregate of three million shares of common stock has been reserved under the plan. Options granted pursuant to the plan will be exercisable at a price no less than the fair value of the shares of common stock on the date of grant. Options to purchase 600,000 shares were granted during the year ended March 31, 2000. There were no options granted under this plan as of March 31, 1999. According to the Company's policy, options granted to employees and directors are accounted for using the intrinsic method, while options granted to non-employees are accounted for under the fair value method. The fair value of the Company's common stock was determined by the board of directors based on equity transactions and other analysis. The board of directors considered the IPO price in making its determination.

Option Pricing Model

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.875 percent, expected volatility of zero percent, expected life of three to five years, and no expected dividends. During the year ended March 31, 2000, the weighted average exercise price and fair value of options granted were $.286 and $.199 respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

Options granted to employees accounted for under the intrinsic value method

On October 15, 1999, pursuant to an employee agreement, the Company granted two employees options to purchase 75,000 shares each of the Company's common stock for $.35 and $.75, respectively. On October 15, 1999 the fair value of the stock was $.033. The options begin vesting on April 1, 2000 and October 1, 2000 respectively at the rate of 15,000 shares each year for five years. The options will expire on April 1, 2005 and October 1, 2005, respectively. In accordance with APB 25, the Company did not recognize any compensation expense in connection with the granting of the options.

On November 30, 1999, pursuant to an employee agreement, the Company granted two officers options to purchase 150,000 shares each of the Company's common stock for $.20 per share. On November 30, 1999 the fair value of the stock was $.033. The options fully vest on November 30, 2000 and expire on November 30, 2005. In accordance with APB 25, the Company did not recognize any compensation expense in connection with the granting of the options.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have equaled the pro forma amounts indicated below:

                                                                    August 20, 1998
                                                                  (inception) through
                                                  Year Ended            March 31,
                                                   March 31,    -------------------------
                                                     2000           1999          2000
                                                 -----------    ----------    -----------
As reported:
     Net loss .................................  $  (351,948)   $  (44,968)   $  (396,916)
     Net loss per share - basic and diluted ...  $     (0.05)   $    (0.01)   $     (0.06)
Pro forma:
     Net loss .................................  $  (358,060)   $  (44,968)   $  (403,028)
     Net loss per share - basic and diluted ...  $     (0.05)   $    (0.01)   $     (0.06)


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

Options granted to non-employees accounted for under the fair value method

The Company has entered into an agreement with an unrelated third party to provide technical development services to the Company. Upon signing the agreement, the Company agreed to issue the consultant 150,000 options that will become fully vested on October 15, 2000. On October 19, 1999 the fair value of the stock was $.033. The options are exercisable at $.20 and expire on October 15, 2002. The Company determined the fair value of the options in accordance with SFAS 123 to be $.136 and have accordingly recorded compensation expense of $10,200, and deferred compensation of $10,200 as of March 31, 2000.

                      MEDIACOMM BROADCASTING SYSTEMS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Summary

A summary of the Company's stock option awards as of March 31, 2000, and the changes during the year ended March 31, 2000 is presented below:

        Fixed Options                                                    Number
--------------------------------------------------------------------------------
Outstanding at March 31, 1999 ..............................                --
Granted ....................................................             600,000
Exercised ..................................................                --
Canceled ...................................................                --
                                                                         -------
Outstanding at March 31, 2000 ..............................             600,000
                                                                         =======


The weighted average exercise price per share for the non-vested 600,000 outstanding options at March 31, 2000 was $.29.

Forward stock split

Effective August 4, 1999, the shareholders approved a forward split of common stock of three shares for each share of common stock (3:1) held. The accompanying financial statements have been retroactively restated to give effect to the forward stock split for all periods presented.

NOTE F: LICENSE AGREEMENT

On November 23, 1998, the Company entered into a license agreement with Information Highway, Inc. (IHI) in order to incorporate customized versions of the IHI Gateway on Company Internet service provider web sites. The IHI Gateway is a worldwide web site operated as a web portal for information about Denver, Colorado. The license was granted for a period of two years. Under the terms of the license agreement, the Company agreed to pay IHI a set up fee of $2,500; a monthly maintenance fee of $300; and a technical support fee of $2.00 per user. The maintenance and the technical support fees will be due after commencement of the service. For the year ended March 31, 2000, the Company had paid $2,631under the license agreement.