Form 10QSB
period 2000-06-30
MEDIACOMM BROADCASTING SYSTEMS INC
filed 2000-08-14
CIK 1097893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________to______________

              Commission file number _____________________________


                      MediaComm Broadcasting Systems, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                        84-147484
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                             925 W. Kenyon Ave. #15
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  303-762-6444
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
7,800,000 shares of common stock as of August 1, 2000

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.(1)

Mediacomm Broadcasting Systems, Inc.
(a development stage company)
Balance Sheet
                                                            Unaudited
                                                             June 30,     March 31,
                                                               2000         2000
                                                             ---------    ---------
ASSETS
Current Assets:
Cash                                                         $   7,323    $  32,463
Accounts Receivable                                                804          804
Escrowed Funds                                                       0          499
                                                             ---------    ---------

Total Current Assets                                             8,127       33,766
                                                             ---------    ---------

Property and Equipment                                           5,151        5,151
Accumulated Depreciation                                        (1,828)      (1,399)
                                                             ---------    ---------

Net Property and Equipment                                       3,323        3,752
                                                             ---------    ---------

Other Assets - Prepaid Finance Fees (net of
 amortization of $99,830 and $35,065)                           18,970       48,670
                                                             ---------    ---------

TOTAL ASSETS                                                 $  30,420    $  86,188
                                                             ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Portion Notes Payable and Accrued Interest           $ 243,908    $ 238,282
Accounts Payable                                                 5,650        6,412
                                                             ---------    ---------

Total Current Liabilities                                      249,558      244,694
                                                             ---------    ---------

Long-Term Liabilities                                                0            0
                                                             ---------    ---------

Total Liabilities                                              249,558      244,694
                                                             ---------    ---------

Shareholders' Equity

Preferred Stock, no par value, 5,000,000 shares authorized
 0 shares issued and outstanding                                     0            0
Common Stock, no par value, 50,000,000 shares
 authorized, 7,800,000 shares issued and outstanding           168,810      168,810
Options and warrants to purchase 1,950,000 shares
 of common stock                                                79,800       79,800
Deferred Compensation                                          (10,200)     (10,200)
Accumulated (Deficit)                                         (457,548)    (396,916)
                                                             ---------    ---------

Total Shareholders' Equity                                    (219,138)    (158,506)
                                                             ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  30,420    $  86,188
                                                             ---------    ---------

       See the accompanying notes to these unaudited financial statements

--------
     (1) The accompanying financial statements are not covered by any independent Certified Public Accounts' report.


Mediacomm Broadcasting, Inc.
(a development stage company)
Unaudited Statement of Operations

                                                                            August 20,
                                               3 Month        3 Month    1998 (inception)
                                             Period Ended   Period Ended     through
                                               June 30,       June 30,       June 30,
                                                 2000           1999           2000
                                             -----------    -----------    -----------
Revenue                                      $    16,871    $     8,084    $    40,934
                                             -----------    -----------    -----------

Cost of Goods Sold                                26,436         18,869         38,744
                                             -----------    -----------    -----------

Gross Profit                                      (9,565)       (10,785)         2,190
                                             -----------    -----------    -----------

General & Administartive                          15,868         18,790        342,856
                                             -----------    -----------    -----------

(Loss) from Operations                           (25,433)       (29,575)      (340,666)
                                             -----------    -----------    -----------

Other Income (Expense)

Interest Income                                      126              0          1,855
Interest Expense                                 (35,325)             0       (118,737)
                                             -----------    -----------    -----------

Total Other Income (Expense)                     (35,199)             0       (116,882)
                                             -----------    -----------    -----------

Net (Loss)                                   ($   60,632)   ($   29,575)   ($  457,548)
                                             -----------    -----------    -----------

Basic (Loss) Per Share                       ($     0.01)   $      0.00

Weighted Average Common Shares Outstanding     7,800,000      6,000,000
                                             -----------    -----------



         See the accompanying notes to these unaudited financial statements




Mediacomm Broadcasting, Inc.
(a development stage company)
Unaudited Statement of Cash Flows

                                                                            August 20, 1998
                                                     3 Month       3 Month    (inception)
                                                   Period Ended  Period Ended   through
                                                      June 30,     June 30,     June 30,
                                                        2000         1999         2000
                                                     ---------    ---------    ---------
Net (Loss)                                           ($ 60,632)   ($ 29,575)   ($457,548)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization                                            29,700            0       99,830
Depreciation                                               429          180        1,829
Deferred compensation                                        0            0       10,200
Writeoff of deferred offering costs                                                9,748
Stock issued for services                                                          4,410

(Increase) in accounts receivable                            0          (40)        (804)
(Increase) Decrease in escrowed funds                      500            0            0
(Increase) in Deferred offering costs                        0       (2,700)           0
Increase (Decrease) in accounts payable                   (762)      (5,406)       5,650
Increase in other accrued expenses                           0          426            0
Increase in accrued interest                             5,625            0       18,907
                                                     ---------    ---------    ---------

Net Cash (Used) in Operations                          (25,140)     (37,115)    (307,778)
                                                     ---------    ---------    ---------

Cash Flows from Investing Activities:

Purchase of equipment & furniture                                                 (5,151)

Net Cash Flows (Used) in Investing Activities                0            0       (5,151)
                                                     ---------    ---------    ---------

Cash Flows from Financing Activities:

Sale of common stock                                                             105,000
Offering costs deferred                                                           (9,748)
Shareholder advance                                                                1,500
Shareholder repayment                                                             (1,500)
Proceeds from bridge financing                                                   225,000

Net Cash Flows from Financing Activities                     0            0      320,252
                                                     ---------    ---------    ---------

Net (decrease) in cash and cash equivalents            (25,140)     (37,115)       7,323
Cash and cash equivalents at beginning of period        32,463       60,236            0
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of period           $   7,323    $  23,121    $   7,323
                                                     ---------    ---------    ---------

Supplementary Disclosure of Cash Flow Information:

Interest paid                                        $       0    $       0    $       0
                                                     ---------    ---------    ---------

1,800,000 shares of common stock issued for
 debt issue costs                                    $       0    $       0    $  59,400
                                                     ---------    ---------    ---------

Common stock issued for services                     $       0    $       0    $   4,410
                                                     ---------    ---------    ---------


          See the accompanying notes to these unaudited financial statements


                           MEDIACOMM BROADCASTING SYSTEMS, INC.
                              (a development stage company)
                        Statement of Shareholders' Equity/Deficit
                    August 20, 1998 (inception) Through March 31, 2000

                                                 Preferred Stock          Common Stock
                                               -------------------   ----------------------
                                                Shares    Amount       Shares       Amount
                                               -------   ---------   ---------    ---------
Balance, August 20, 1998,
  (Inception)                                     --     $    --          --      $    --

December 1, 1998, sale of
  common stock                                    --          --     3,060,000*      25,000

December 22, 1998, issuance of
  common stock in exchange for
  services, valued at cost                        --          --       540,000*       4,410

December 22, 1998, sale of
  common stock                                    --          --       750,000*      25,000

December 31, 1998, sale of
  common stock                                    --          --       750,000*      25,000

February 17, 1999, sale of
  common stock                                    --          --       900,000*      30,000

Net loss for the period                           --          --          --           --
                                               -------   ---------   ---------    ---------
            BALANCE, MARCH 31, 1999               --          --     6,000,000*     109,410

August 6, 1999, issuance of common stock
  in exchange for finance charges
  valued at $.033 per share                       --          --     1,080,000       35,640

August 6, 1999, issuance of warrants to
  purchase 1,080,000 shares of common
  stock in exchange for finance charges
  valued at $.033 per share                       --          --          --           --

September 1, 1999, issuance of common stock
  in exchange for finance charges
  valued at $.033 per share                       --          --       360,000       11,880

September 1, 1999, issuance of warrants to
  purchase 360,000 shares of common
  stock in exchange for finance charges
  valued at $.033 per share                       --          --          --           --

September 30, 1999, issuance of common stock
  in exchange for finance charges
  valued at $.033 per share                       --          --       360,000       11,880

September 30, 1999, issuance of warrants to
  purchase 360,000 shares of common
  stock in exchange for finance charges
  valued at $.033 per share                       --          --          --           --

September 30, 1999, grant of options to
  purchase 150,000 shares of common               --          --          --           --

Deferred compensation (Note C)                    --          --          --           --

Net loss for the year                             --          --          --           --
                                               -------   ---------   ---------    ---------
            BALANCE, MARCH 31, 2000               --             0   7,800,000*     168,810
                                               =======   =========   =========    =========

Net loss for the year                             --          --          --           --
            BALANCE, JUNE 30, 2000                --     $    --     7,800,000*   $ 168,810
                                               =======   =========   =========    =========
      * Restated
Table continues on following page.

                             MEDIACOMM BROADCASTING SYSTEMS, INC.
                                (a development stage company)
                          Statement of Shareholders' Equity/Deficit
                      August 20, 1998 (inception) Through March 31, 2000
                                         (Continued)

                                             Outstanding                  Deficit
                                               Common                   Accumulated
                                                Stock                   During the     Total
                                             Options and    Deferred    Development  Shareholders'
                                               Warrants   Compensation    Stage       Deficit
                                               ---------  ------------  ---------    ---------
Balance, August 20, 1998,
  (Inception)                                  $    --     $    --      $    --      $    --

December 1, 1998, sale of
  common stock                                      --          --           --         25,000

December 22, 1998, issuance of
  common stock in exchange for
  services, valued at cost                          --          --           --          4,410

December 22, 1998, sale of
  common stock                                      --          --           --         25,000

December 31, 1998, sale of
  common stock                                      --          --           --         25,000

February 17, 1999, sale of
  common stock                                      --          --           --         30,000

Net loss for the period                             --          --        (44,968)     (44,968)
                                               ---------   ---------    ---------    ---------
            BALANCE, MARCH 31, 1999                 --          --        (44,968)      64,442

August 6, 1999, issuance of common stock
  in exchange for finance charges
  valued at $.033 per share                         --          --           --         35,640

August 6, 1999, issuance of warrants to
  purchase 1,080,000 shares of common
  stock in exchange for finance charges
  valued at $.033 per share                       35,640        --           --         35,640

September 1, 1999, issuance of common stock
  in exchange for finance charges
  valued at $.033 per share                         --          --           --         11,880

September 1, 1999, issuance of warrants to
  purchase 360,000 shares of common
  stock in exchange for finance charges
  valued at $.033 per share                       11,880        --           --         11,880

September 30, 1999, issuance of common stock
  in exchange for finance charges
  valued at $.033 per share                         --          --           --         11,880

September 30, 1999, issuance of warrants to
  purchase 360,000 shares of common
  stock in exchange for finance charges
  valued at $.033 per share                       11,880        --           --         11,880

September 30, 1999, grant of options to
  purchase 150,000 shares of common               20,400        --           --         20,400

Deferred compensation (Note C)                      --       (10,200)        --        (10,200)

Net loss for the year                               --          --       (351,948)    (351,948)
                                               ---------   ---------    ---------    ---------
            BALANCE, MARCH 31, 2000               79,800     (10,200)    (396,916)    (158,506)
                                               =========   =========    =========    =========

Net loss for the year                               --          --        (60,632)     (60,632)
            BALANCE, JUNE 30, 2000             $  79,800   $ (10,200)   $(457,548)   $(219,138)
                                               =========   =========    =========    =========
      * Restated
                See accompanying notes to these unaudited financial statements

Mediacomm Broadcasting, Inc.
(a development stage company)
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 2000
----------------------------------------------


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim period ended June 30, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2001.


Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10KSB for the year ended March 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein

Item 2. Management's Discussion and Analysis or Plan of Operations.

     We commenced operating our website Shopbiz.com in October 1999. Our gross revenues from inception to June 30, 2000 amounted to $40,934. Our net loss for that period was $457,598. Our gross revenue for the three months ended June 30, 2000 were $16,871. Our net loss for that period was $60,632.

     We are currently engaged in a registered offering of our common stock seeking to raise from $410,000 to $860,000 net proceeds.

     In August and September of 1999 we borrowed an aggregate of $225,000. Of that amount $135,000 plus interest is in default. The remainder of $90,000 is due on September 1, 2000 as to $45,000 plus interest and on September 30, 2000 as to $45,000 plus interest.

     We, presently, are entirely dependent upon proceeds of the aforesaid offering to retire the aforesaid debt. We currently have no plans to obtain capital from any other source with which to satisfy that debt. However, we are attempting to negotiate with the lenders a re-structuring of these loan obligations.

     At the date hereof we have sold no shares through the aforesaid offering which will expire on September 7, 2000. Accordingly, if we are unable to raise the minimum proceeds from the aforesaid offering, or negotiate a restructuring of our loan obligations amounting to approximately $247,000, there is serious doubt that we will be able to satisfy the aforesaid debt, with our current level of revenues, and continue operations as a going concern for the 12 months following the date of this report.


                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

     There is no legal proceeding pending in which the registrant is a party or in which its property is the subject. The registrant is unaware of any proceeding involving the registrant that is being contemplated by any governmental agency.

Item 2. Changes in Securities and Use of Proceeds

     (a) not applicable

     (b) not applicable

     (c) One June 15, 2000 the registrant granted to Pat Rife, a merchandising consultant, options to purchase 30,000 shares of registrant's common stock at $0.30 per share. The options granted vest on June 15, 2001 and the exercise period expires on June 15, 2006. The options were granted under the terms of the registrant's Stock Grant and Option Plan.

     The options were granted to Pat Rife without registration under the Securities Act of 1933 under the exemption from registration afforded by Rule 701 promulgated by the Securities and Exchange Commission.

    (d)
          (1) On May 12, 2000 a registration statement covering an offering of a minimum of 450,000 and a maximum of 900,000 shares of common stock of the registrant at $1.00 per share, on Form SB-2, File No. 333-90241 became effective.

          (2) The offering has not, in fact, commenced because the registrant believes there is not an adequate market for its securities at this precise time, principally because, registrant believes, market interest in start-up e-commerce companies has substantially declined. Moreover, the registrant is not offering its registered shares because the fact of its default in payment of the loans discussed herein in
          Item 3 has not been disclosed in its registration statement on Form SB-2, File No. 333-90241.

          (3) There have been no sales of shares in the offering; but, the offering has not terminated.

          (4)
               (i) The offering has not been terminated.

               (ii) The offering is a self underwriting by the registrant. There is no underwriter.

               (iii) The securities registered are common shares.

               (iv) The securities registered are a minimum of 450,000 and a maximum of 900,000 shares of common stock on behalf of the registrant.

               No securities are registered for any selling securities holders.

               The aggregate offering price is: $900,000.

               No shares have been sold as of the date hereof.

               (v) From March 31, 2000 to June 30, 2000 the expenses incurred in connection with the offering of the registered securities was $267.00 for the following purposes:

               (a) underwriters discounts and commissions           $   -0-
               (b) finders fees                                         -0-
               (c) Expenses paid to or for underwriters                 -0-
               (d) Other expenses                                    267.00
                                                                     ------

                                          Total                     $267.00
                                                                    =======

     (A) No direct or indirect payments were made to directors or officers or their associates, of the registrant, nor to owners of 10 percent or more of any class of securities of the registrant, nor to affiliates of the registrant.

     (B) The registrant paid $-0- to others.

          (vi) There are no net or gross offering proceeds

          (vii) not applicable

               (A) not applicable
               (B) not applicable

          (viii) not applicable

Item 3. Defaults Upon Senior Securities.

     (a) (1) On August 6, 2000, the registrant defaulted by failing to make payments due on four convertible promissory notes aggregating $135,000 of principal and interest thereon in the amount of $13,500 which were due and payable on that date.

     (a) (2) On September 1, 2000 and September 30, 2000 convertible promissory notes each in the amount of $45,000 together with interest thereon in the amount of 10 percent per annum will become due and payable.

     The registrant anticipates that it will default in payment of both of these promissory notes in the aggregate principal sum of $90,000 plus accrued interest in the amount of $9,000. Accordingly, as of October 1, 2000 the registrant expects to be in default of its obligation on all of these promissory notes totaling $247,000 and interest which will thereafter accrue after default. As discussed above under Item 2, the registrant is currently attempting to negotiate with the lenders a restructuring of its debt obligations under all of the above discussed loans.

     (b) not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) (b) (c) (d) not applicable

Item 5. Other Information.

     (a) not applicable

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit Index
     -----------------

     Exhibit No.

     (27) Financial Data Schedule

     (b) The registrant has not filed any Form 8-K Reports up to the date of this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MediaComm Broadcasting Systems, Inc.
                                       ------------------------------------
                                                   (Registrant)

Date: August 11, 2000                  By: /s/ Don E. Montague
---------------------                  -----------------------
                                       Don E. Montague, CEO
                                       and Chief Financial Officer

Date: August 11, 2000                  By: /s/ Steven S. Montague
---------------------                  --------------------------
                                       Steven S. Montague, President